Form 10-Q
period 1993-12-31
MICRO SECURITY SYSTEMS INC
filed 1994-02-23
CIK 736469

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1993

OR


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _______.

                        Commission File No. 0-12141


                       MICRO SECURITY SYSTEMS, INC.
          (Exact name of Registrant as specified in its Charter)

           Utah                              87-0401894
(State or other jurisdiction of         (I.R.S. Employer Identification
 Incorporation or Organization)                          Number)

150 Wright Brothers Drive, Suite 560
   Salt Lake City, Utah                                       84116
(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, including Area Code: (801)575-6600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               YES:    X                NO:


Number of Shares Outstanding of the Registrant's Common Stock as of December 31, 1993 was 6,084,638



                PAGE 1 OF 14 CONSECUTIVELY NUMBERED PAGES.

                Micro Security Systems, Inc.
                             INDEX



     PART I    Financial Information
     Page

     Number

          ITEM 1    Financial Statements

     Consolidated Condensed Balance Sheets as of
        December 31, 1993 and June 30, 1993 . . . . . . . . . . .5

     Consolidated Condensed Statements of Operations
        for the Three Months and Six Months Ended
         December 31, 1993 and 1992 . . . . . . . . . . . . . . .7

     Consolidated Condensed Statements of
        Cash Flows for the Three Months and
         Six Months Ended December 31, 1993 and 1992 . . . . . . 8

     Notes to Consolidated Condensed Financial Statements . . .  9

          ITEM 2    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations . . . . . . . . . . . . . . . . 12

     PART II   Other Information

          Item 1    Legal Proceeding . . . . . . . . . . . . .  14
          Item 5    Other Information. . . . . . . . . . . . .  14
          Item 6    Exhibits and Reports on Form 8-K. . . . . . 14

     SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . 15

                                  PART I

                           FINANCIAL INFORMATION



            ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q


     Micro Security Systems, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of December 31, 1993, and the related statements of income and changes in financial position for the six months ended December 31, 1993, and December 31, 1992. The unaudited financial statements included in this report on Form 10-Q have been prepared by the Company and have not been the subject of independent review. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company.

                       MICRO SECURITY SYSTEMS, INC.
                        Consolidated Balance Sheets


                                  ASSETS


                                       December 31,              June 30,
                                       1993                       1993
                                       (Unaudited)              (Audited)

CURRENT ASSETS

   Cash and cash equivalents                  $    2,173  $   71,606
   Trade accounts receivable, less
    allowance for doubtful accounts of
    $8,025 and $8,025                            145,057     267,484
   Inventories                                   559,925     274,555
   Prepaid Expenses                                2,500         -

    Total Current Assets                         709,655     613,645

OTHER ASSETS

   Property and equipment, at cost, less accumulated depreciation
    of $243,042 and $191,197, respectively       808,680     506,765
   Deposits                                       11,094      30,660

    Total Other Assets                           819,774     537,425

    TOTAL ASSETS                              $1,529,429  $1,151,070

                       MICRO SECURITY SYSTEMS, INC.
                  Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                       December 31,              June 30,
                                       1993                       1993
                                       (Unaudited)              (Audited)

CURRENT LIABILITIES

   Bank overdraft                            $  345,847  $      -
   Trade accounts payable                       128,155      74,452
   Accrued expenses                              38,776      37,775
   Notes payable - current portion                6,395      18,836
   Capital lease payable - current portion       28,023       5,557

     Total Current Liabilities                  547,196     136,620

OTHER LIABILITIES

   Notes payable - long-term                     65,216      65,216
   Capital lease payable - long-term            226,968      12,927

     Total Other Liabilities                    292,184      78,143

     Total Liabilities                          839,380     214,763

STOCKHOLDERS' EQUITY

   Common stock; par value, $.001; authorized
    50,000,000 shares; 6,084,638 shares issued
    and outstanding                              6,084       6,084
   Capital paid in excess of  par value      1,648,985   1,648,985
   Retained earnings (deficit)                (965,020)   (718,762)

     Total Stockholders' Equity                690,049     936,307

     TOTAL LIABILITIES & STOCKHOLDERS EQUITY$1,529,429  $1,151,070

                       MICRO SECURITY SYSTEMS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)


                         For the Three Months Ended    For the Six Months Ended
                         December 31    December 31     December 31 December 31
                             1993           1992        1993              1992

SALES                     $ 210,024   $   488,243    $   746,860    $  913,805

COST OF SALES                14,419       131,357         55,613       258,077

GROSS PROFIT                195,605       356,886        691,247       655,728
OPERATING EXPENSES
   Salaries and wages       169,255       103,699        331,177       201,251
   General and admintrative 283,490       147,076        541,301       249,862
   Research and development   5,004          -             7,866           428
   Depreciation               6,201        12,564         51,845        24,341

    Total Operating Expense 463,950       263,339        932,189       475,882

NET OPERATING INCOME
 (LOSS)                    (268,345)       93,547       (240,942)      179,846

OTHER INCOME (EXPENSE)
   Interest income               90           314            427           619
   Interest expense            (963)       (2,742)        (5,743)       (4,779)

      Total Other Income
        (Expense)              (873)       (2,428)        (5,316)       (4,160)

Income (loss) before
 income taxes              (269,218)       91,119       (246,258)      175,686

Provision for income taxes      -             -               -             -

NET INCOME (LOSS)          $(269,218      $91,119      $(246,258)   $  175,686

EARNINGS PER SHARE         $  (0.044)     $ 0.015      $  (0.040)   $    0.029

WEIGHTED AVERAGE NUMBER
OF  SHARES OUTSTANDING     6,084,638    6,084,638      6,084,638     6,084,638

                         MICRO SECURITY SYSTEMS, INC
                            Statement of Cash Flows
                                  (Unaudited)


                         For The Three Months Ended    For The Six Months Ended
                      December 31       December 31    December 31  December 31
                         1993              1992        1993               1992

Cash Flows From Operating
 Activities:

   Net Income (Loss)     $(269,218)   $  91,119       $(246,258)      $175,686
     Adjustments:
     Depreciation            6,201       12,563          51,845         24,340
     Changes in Operating Assets
     and Liabilities:
     (Increase) decrease in
      Accounts receivable  202,899      (49,201)        122,427        (71,907)
     (Increase) decrease in
      inventories, prepaid expenses
      and other assets    (175,000)     (53,176)       (268,304)       (60,988)
     Increase (decrease) in cash
      overdraft            331,346      (10,012)        345,847        (10,012)
     Increase (decrease) in accounts
      payable and accrued
      expenses             (17,080)     103,072          54,704         72,342

     Net Cash Provided (Used) by
      Operating Activities  79,148       94,365          60,261        129,461

Cash Flow from Investing
 Activities:

      Investment in subsidiary  -      (237,864)             -        (237,864)
      Purchases of property
        and equipment      (73,660)     (37,789)       (126,395)       (53,914)

     Net Cash (Used)
       by Investing
       Activities:     $   (73,660)   $(275,653)   $   (126,395)   $  (291,778)

                          MICRO SECURITY SYSTEMS, INC.
                            Statement of Cash Flows
                                  (Unaudited)


                    For The Three Months Ended        For The Six Months Ended
                    December 31    December 31        December 31  December 31
                       1993          1992                1993          1992

Cash Flows from Financing
 Activities:
     Proceeds from
       capital lease    $     -       $   6,923     $      -        $    6,923
     Increase (decrease) in notes
      payable             (8,208)       182,477         (12,441)       167,487
     Increase (decrease) in capital
      lease               (6,725)        (3,249)          9,142         (7,230)

     Net Cash Provided (Used)
       by Financing
       Activities:       (14,933)       186,151          (3,299)       167,180


Increase (decrease) in cash
 and cash equivalents     (9,445)         4,863         (69,443)         4,863

Cash and cash equivalents at
 beginning of period      11,618            -            71,606             -

Cash and cash equivalents at
 end of period         $   2,173      $   4,863      $    2,173      $   4,863


               Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:

 Interest              $     963 $     1,555      $   5,743 $   2,842
 Income taxes          $      -  $       -        $     100 $     100

Non Cash Financing Activities:
  Equipment lease      $      -  $       -        $ 245,649 $      -

                          MICRO SECURITY SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                               December 31, 1993


     NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           The unaudited, consolidated, condesed financial statements of Micro Security Systems, Inc. (the "Company") included herin have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally required in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules adequate to make the information presented not misleading.

           These interim unaudited, consolidated, condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1993 as filed with the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Opering results for the three month period and the Six month period ended December 31, 1993 are not necessarily indicative of the results that may be expected for the year ending June 30, 1994.

           Cash and Cash Equivalenants and Short-Term Investments
           For the purposes of the consolidated balance sheets and statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents.

           Loss per share is based on the weighted-average number of shares actually outstanding. No common stock equivalents are included in this computation because they would be anti-dilutive.

     NOTE 2 -  INCOME TAXES

           Federal income tax (expense) benefit per books differs from the statutory tax (expense) benefit, determined from the federal statutory rate of 34%, for the following reasons:


                                            For the years ended June 30,
                                            1993           1992           1991


           Pre-tax income (loss) per books $ 477,802     $301,998   $ (192,485)
           Inventory write up (write down)       -           -           7,306
           Unpaid vacation accrual            16,323       15,893       15,069
           State tax provision                   -             -          (100)
           Non-deductible entertainment expense  405        1,868        3,688

           Total                            $494,530    $ 319,759    $(166,522)

           Net operating loss carryforwards for income tax purposes expire as follows:

           For the year ended June 30,             Amount

               2005                                $178,575
               2006                                144,547

               Total                               $323,122

           Differences between financial and income tax operating losses result primarily from the timing of recognition of doubtful collection of notes receivable, stock sales, inventory adjustments, and inventory capitalization rules.

                          MICRO SECURITY SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                               December 31, 1993


     NOTE 2 -  INCOME TAXES (Continued)

           In addition, the Company has an investment tax credit carryforward of $5,008 which expires as follows:

           $ 2,591 in 1999        $ 1,861 in 2000              $ 556 in 2001

     NOTE 3 -  COMMITMENTS UNDER LONG-TERM LEASES

           Capital Leases:

           Future minimum lease payments under leases capitalized at June 30, 1993 together with the present value of the minimum lease payments are as follows:

                                                            Total
                                                            Minimum
                                                  Present   Lease
                                                    Value   Payments
           Twelve months ended June 30,

               1994                                $34,748  $41,800
               1995                                 50,480   69,004
               1996                                 52,647   66,558
               1997                                 55,970   64,821
               1998                                 58,035   61,792
               Later years                           9,836    9,948
                                                   261,716  313,923

           Total minimum payments
           less current portion                    (34,748) (41,800)

           Total long-term leases payable         $226,968 $272,123

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MATERIAL CHANGES IN FINANCIAL CONDITION

           At December 31, 1993, the Company had current assets of $709,655 as compared to $613,645 at June 30, 1993. Trade accounts receivable decreased by $122,427 during the quarter from $267,484 as of June 30, 1993, to $145,057 as of December 31, 1993. Inventories increased by $285,940 from $274,555 as of June 30, 1993, to $559,925 as of December 31, 1993. Property and equipment increased by $301,915 from $506,765 as of June 30, 1993, to $808,680 as of
December 31, 1993. Current liabilities increased by $410,576 from $136,620 as of June 30, 1993, to $547,196 as of December 31, 1993. The Company has available to it, a line of credit. Overdraft amounts shown on the financial statements shown herein are amounts utilized in association with the credit line.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Net sales for the three month period ending December 31, 1993, were $210,024 compared to sales of $488,243 for the same period in the prior year. This represents a decrease of $278,219, a decrease of fifty seven per cent (57%). Net sales for the six months ended December 31, 1993, were $746,860 compared to $913,805 for the first six months of fiscal 1993 for a decrease of $166,945. Sales decreased by eighteen per cent (18%) during the period compared to the same period a year earlier. The decrease in sales is primarily attributable to the loss of a major customer that no longer uses hardware security devices. The balance of the decrease is attributable to a downturn in business for the Company's normal customer base.

           During the six month period ending December 31, 1993, salaries and wages increased by $129,926 from $201,251 to $331,177 for the same period a year earlier. General and administrative expenses increased by $291,439 during the six month period ended December 31, 1993, from $249,862 to $541,301 for the same period a year earlier. Research and development expenses during the six month period ended December 31, 1993, increased by $7,442 from $428 to $7,866 for the same period a year earlier. Total operating expenses for the period ended December 31, 1993, increased by $456,307 from $475,882 to $932,189 for the same period a year earlier. This represents an increase of approximately ninety six per cent (96%). The increase in salaries and wages and general and administrative expenses is due to an increase in the number of employees created by the addition and expansion of the Company's subsidiary Maxwell Systems. Research and development costs may be understated because some of these expenses are included in either salaries and wages or general and administrative expenses.

           For the three month period ended December 31, 1993, the Company had net operating loss of $268,345 compared to a net operating income of $93,547 for the three month period ended December 31, 1992. Net operating income decreased by $361,892. Net loss for the six month period ended December 31, 1993, was $240,942 compared to a net income of $179,846 for the same period a year earlier. Net loss per share for the six month period ended December 31, 1993, was $(0.040) compared to net income of $0.029 per share for the same period a year earlier.

           The Company's sales decreased significantly during the quarter ended December 31, 1993. The decrease in sales associated with an increase in salaries and wages and increased general and administrative expenses during the quarter resulted in a significant loss. The Company has spent funds to provide various administrative and support services for the startup of its subsidiary, Maxwell Systems, Inc.

           The Company's sales for the second quarter of fiscal 1994 ended December 31, 1993, were significantly lower than the sales for the first quarter of fiscal 1993. The current ratio as of December 31, 1993, was 1.29 compared to a current ratio of 4.49 as of June 30, 1993.

           As of December 31, 1993, the Company has long-term debt for a capital lease in the amount of $226,968.

           Management believes that the increase in inventories is due to a demand by customers for a shorter lead time on deliveries.

           Management anticipates for fiscal 1994 is that sales for the Company's SecuriKey line of products will increase as the customer base expands and becomes more diversified. It is management's goal for Registrant's sales to become more stable and experience smaller fluctuations from quarter to quarter. The Company has several customers which tend to dominate sales. Changes in orders of these customers has significantly impacted sales during this quarter and could, in the future either positively or negatively impact sales.

LIQUIDITY

           The Company has secured a line of credit to resolve short term liquidity issues. With the Company's expansion and changing business environment, it is managements belief that this line of credit will be sufficient to meet the Company's need for the near future.


EQUIPMENT PURCHASE

           The Company has purchased automatic component placement equipment to be used in the manufacturing of the Company's products. Management believes, the new equipment will increase the automation and efficiency of its manufacturing. The Company anticipates manufacturing electronic components and products on a contract basis for other entities to utilize any excess capacity. Manufacturing on a contract basis represents a new line of business for the Company. The Company has incurred "start-up" costs to bring the new equipment on line and to adapt its manufacturing procedures to the automated equipment.

           Generally, management believes that the financial stability and future of the Company is dependent on increasing sales and income from the SecuriKey products. In the past, net profits and net losses from operations significantly varied from quarter to quarter.

                                   PART II
                          ITEM 1.  LEGAL PROCEEDING

           During the reporting period the Company was a party to the following material legal proceedings:

           In August 1993, the Company filed a Complaint in Third District Court of Salt Lake County, State of Utah, against Interstate Trucking Service, Interstate Commerce Tax Advisory Service, and certain of the officers of the companies. The complaint alleges breach of contract and misrepresentation in relation to previous transactions and seeks damages of approximately $130,000.

           In October 1993, a complaint was filed in Third District Court of Salt Lake County, State of Utah, against the Company and other individuals including the former owners of Quick Circuits, Inc. alleging a breach of the lease covering certain facilities previously occupied by Quick Circuits. The action seeks monetary damages in an unspecified amount for the breach of the lease. The Company has referred this action to counsel and has not yet had the opportunity to fully evaluate the merits of the claim. The Company will investigate the matter fully and intends vigorously pursue all defenses available to it in regard to this action.

                        ITEM 2.  CHANGES IN SECURITIES
                                    None.

                   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    The Registrant has no securities which are reportable under this item.

                 ITEM 4.  MATTERS SUBMITTED TO A VOTE OF THE
                            COMPANY'S SHAREHOLDERS
           No matters were submitted to a vote of the Company's shareholders during the quarter.

                          ITEM 5.  OTHER INFORMATION
           The Company's SecuriKey products comprised approximately 90% of sales for the quarter ending December 31, 1993.

           The Company will emphasize expanding the sales of its SecuriKey product line including the ADB products for the Apple computer market and the SecuriKey product for the Unix market. In addition the Company will continue its limited marketing of the SecuriData products. SecuriData encrypts and decrypts data as it is processed and flows from storage to processing and back to storage. The acceptance of the SecuriData product is slowly building and increasing as customers understand the capabilities and features of SecuriData. During the period, the Company has completed development of a new model of SecuriKey and anticipates increased sales as a result of the introduction of this new series.

                                   ITEM 6.
                       EXHIBITS AND REPORTS ON FORM 8-K

           During the quarter the Registrant filed no report on Form 8-K.

                                  SIGNATURES




           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MICRO SECURITY SYSTEMS, INC.





                    BY:
                         Daniel C. Maxwell, Chief
                         Executive and Financial Officer



DATED:  February 22, 1994