Form 10-Q
period 1994-03-31
MICRO SECURITY SYSTEMS INC
filed 1994-08-18
CIK 736469

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1994

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


               YES:    X                NO:


Number of Shares Outstanding of the Registrant's Common Stock as of March 31, 1994 was 6,084,638

                PAGE 1 OF 14 CONSECUTIVELY NUMBERED PAGES.

                      Micro Security Systems, Inc.
                                 INDEX



 PART I   Financial Information                        Page
                                                  Number

     ITEM 1    Financial Statements

 Consolidated Condensed Balance Sheets as of
    March 31, 1994 and June 30, 1993    . . . . . . . . . . .4

 Consolidated Condensed Statements of Operations
    for the Three Months and Nine Months Ended
     March 31, 1993 and 1992    . . . . . . . . . . . . . . .6

 Consolidated Condensed Statements of
    Cash Flows for the Three Months and
     Six Months Ended December 31, 1993 and 1992  . . . . . .7

 Notes to Consolidated Condensed Financial Statements . . .  9

     ITEM 2    Management's Discussion and Analysis
 Management's Discussion and Analysis of
      Financial Condition and Results of
                Operations   . . . . . . . . . . . . . .11

 PART II  Other Information

     Item 1    Legal Proceeding   . . . . . . . . . . . 13
     Item 5    Other Information  . . . . . . . . . . . 13
     Item 6    Exhibits and Reports on Form 8-K  . . . .13

 SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . 14

                                  PART I

                           FINANCIAL INFORMATION



            ITEM 1.  FINANCIAL STATEMENTS REQUIRED BY FORM 10-Q


     Micro Security Systems, Inc. ("Registrant" or "Company") files herewith an unaudited balance sheet of the Registrant as of March 31, 1994, and the related statements of income and changes in financial position for the nine months ended March 31, 1994, and March 31, 1993. The unaudited financial statements included in this report on Form 10-Q have been prepared by the Company and have not been the subject of independent review. In the opinion of management of the Company, the financial statements fairly present the financial condition of the Company.

                       MICRO SECURITY SYSTEMS, INC.
                        Consolidated Balance Sheets


                                  ASSETS


                                      March 31,               June 30,
                                      1994                    1993
                                      (Unaudited)             (Audited)

CURRENT ASSETS

   Cash and cash equivalents               $   2,185  $ 71,606
   Trade accounts receivable, less
    allowance for doubtful accounts of
    $8,025 and $8,025                        356,426   267,484
   Inventories                               449,154   274,555
   Prepaid Expenses                            2,500    -

    Total Current Assets                     810,265   613,645

OTHER ASSETS

   Property and equipment, at cost, less
   accumulated depreciation of $340,530
   and $191,197, respectively                815,356   506,765
   Deposits                                   11,094    30,660
   Employee advances                          15,188    -

    Total Other Assets                       841,638   537,425

    TOTAL ASSETS                           $1,651,903         $      1,151,070

                       MICRO SECURITY SYSTEMS, INC.
                  Consolidated Balance Sheets (Continued)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                           March 31,               June 30,
                                           1994       1993
                                           (Unaudited)             (Audited)

CURRENT LIABILITIES

   Bank overdraft                          $ 100,415  $ -
   Trade accounts payable                    231,260    74,452
   Accrued expenses                           41,720    37,775
   Line-of-credit                            436,290    -
   Notes payable - current portion            13,799    18,836
   Capital lease payable - current portion    57,718     5,557

     Total Current Liabilities               881,202   136,620

OTHER LIABILITIES

   Notes payable - long-term                  52,545    65,216
   Capital lease payable - long-term         234,886    12,927

     Total Other Liabilities                 287,431    78,143

     Total Liabilities                     1,168,633   214,763

STOCKHOLDERS' EQUITY

   Common stock; par value, $.001; authorized
    50,000,000 shares; 6,084,638 shares issued
    and outstanding                            6,084     6,084
   Capital paid in excess of  par value    1,648,985  1,648,985
   Retained earnings (deficit)            (1,171,799)  (718,762)

     Total Stockholders' Equity              483,270    936,307

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                            $1,651,903 $1,151,070

                       MICRO SECURITY SYSTEMS, INC.
                   Consolidated Statements of Operations
                                (Unaudited)


                        For the Three Months Ended  For the Nine Months Ended
                                March 31,  March 31,   March 31,   March 31,
                                1994       1993        1994        1993

SALES                           $ 490,870  $443,862  $1,237,729 $1,357,667

COST OF SALES                     139,743   196,160     287,172    454,237

GROSS PROFIT                      351,127   247,702    950,557    903,430

OPERATING EXPENSES
   Salaries and wages             201,960   131,824    536,559    333,075
   General and administrative     331,261   232,196    691,624    482,058
   Research and development         2,094     2,764      9,961      3,192
   Depreciation                    51,845    12,500    149,333     36,841

      Total Operating Expenses    587,160   379,284  1,387,477    855,166

NET OPERATING INCOME (LOSS)      (236,033) (131,582)  (436,920)    48,264

OTHER INCOME (EXPENSE)
   Interest income                    513        17        939        589
   Interest expense               (11,312)   (2,525)   (17,056)    (7,304     )
   Miscellaneous                   -            355     -             402

    Total Other Income (Expense)  (10,799)   (2,153)   (16,117)    (6,313)

Income (loss) before income taxes(246,832) (133,735)  (453,037)    41,951

Provision for income taxes         -         -          -          -

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM              (246,832) (133,735)  (453,037)    41,951

EXTRAORDINARY ITEM - NET PROCEEDS
 FROM FIRE INSURANCE POLICY     $  -       $882,993  $  -       $ 882,993

NET INCOME (LOSS)               $(246,832) $749,258  $(453,037) $ 924,944

EARNINGS PER SHARE BEFORE
 EXTRAORDINARY ITEM             $  (0.041) $ (0.022) $  (0.074) $   0.007

EARNINGS PER SHARE AFTER
 EXTRAORDINARY ITEM             $  (0.041) $  0.123  $  (0.074) $   0.152

                          MICRO SECURITY SYSTEMS, INC.
                            Statement of Cash Flows
                                  (Unaudited)

                        For the Three Months Ended  For the Nine Months Ended
                                March 31,  March 31,   March 31,   March 31,
                                1994       1993        1994         1993

Cash Flows From Operating Activities:

   Net Income (Loss)            $(246,832) $749,258  $(453,037) $ 924,944
     Adjustments:
     Depreciation                  51,845    12,500    149,333     36,844
     Changes in Operating Assets
     and Liabilities:
     (Increase) decrease in Accounts
     receivable                  (211,369) (714,410)   (88,942)  (786,316)
     (Increase) decrease in inventories,
      prepaid expenses and other
      assets                      (28,795)  (31,741)  (172,721)   (92,169)
     Increase (decrease) in
      cash overdraft              (35,358)      -      100,415    (10,012)
     Increase (decrease) in accounts payable
      and accrued expenses        106,049   (20,290)   160,753     52,049
     Loss on abandonment of property and
      equipment                    -          9,142     -          -
     Net Cash Provided (Used) by
      Operating Activities       (364,460)    4,459   (304,199)   125,340

Cash Flow from Investing Activities:

      Investment in subsidiary     -         38,001     -        (191,206)
      Purchases of property and
           equipment             (104,164)    -       (457,924)   (53,915)

     Net Cash (Used) by
         Investing Activities: $ (104,164) $  38,001 $(457,924) $(245,121)

                          MICRO SECURITY SYSTEMS, INC.
                            Statement of Cash Flows
                                  (Unaudited)

                       For the Three Months Ended  For the Nine Months Ended
                                March 31,  March 31,   March 31,   March 31,
                                1994       1993        1994         1993
Cash Flows from Financing Activities:

Proceeds from line of credit  $ 436,290   $  -        $ 436,290   $    -
Proceeds from capital lease         -        -          -              -
Increase (decrease)
             in notes payable    (5,267)     18,278     (17,708)  185,382
Increase (decrease)
             in capital lease    37,613      -          274,120        -

     Net Cash Provided (Used)
       by Financing Activities:   468,636    18,278    692,702    185,382


Increase (decrease) in cash
 and cash equivalents                  12    60,738    (69,421)    65,601

Cash and cash equivalents at
 beginning of period                2,173     4,863     71,606     -

Cash and cash equivalents at
 end of period                  $   2,185  $ 65,601  $   2,185  $  65,601


               Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:

 Interest                       $  11,312  $ -       $  17,056  $  -
 Income taxes                   $  -       $ -       $     100  $     100

Non Cash Financing Activities:
  Equipment lease               $  -       $ -       $ 245,649  $  -

                          MICRO SECURITY SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 1994


     NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

           Footnote disclosures, including significant accounting policies, required by generally accepted accounting principles have been omitted when they substantially duplicate disclosures presented in the audited financial statements, form 10-K. Refer to the form 10-K at June 30, 1993 for additional information.

           The financial statements and information included herein are unaudited; however, such information reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position for the interim period.


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

                          MICRO SECURITY SYSTEMS, INC.
                 Notes to the Consolidated Financial Statements
                                 March 31, 1994


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

           $ 2,591 in 1999         $ 1,861 in 2000             $ 556 in 2001

     NOTE 3 -  COMMITMENTS UNDER LONG-TERM LEASES

           Capital Leases:

           Future minimum lease payments under leases capitalized at June 30, 1993 together with the present value of the minimum lease payments are as follows:

                                                            Total
                                                            Minimum
                                                   Present         Lease
                                                   Value           Payments
           Twelve months ended June 30,

               1994                                $34,748  $41,800
               1995                                 50,480   69,004
               1996                                 52,647   66,558
               1997                                 55,970   64,821
               1998                                 58,035   61,792
               Later years                           9,836    9,948
                                                   261,716  313,923
           Total minimum payments
            less current portion                   (34,748) (41,800)

           Total long-term leases payable        $ 226,968 $272,123

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



MATERIAL CHANGES IN FINANCIAL CONDITION

           At March 31, 1994, the Company had current assets of $810,265 as compared to $613,645 at June 30, 1993. Trade accounts receivable increased by $88,942 during the period from $267,484 as of June 30, 1993, to $356,426 as of March 31, 1994. Inventories increased by $174,599 from $274,555 as of June 30, 1993, to $449,154 as of March 31, 1994. Property and equipment increased by $308,591 from $506,765 as of June 30, 1993, to $815,356 as of
March 31, 1994. Current liabilities increased by $744,582 from $136,620 as of June 30, 1993, to $881,202 as of March 31, 1994. The Company has available to it,a line of credit. Overdraft amounts shown on the financial statements shown herein are amounts utilized in association with the credit line.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

           Net sales for the three month period ending March 31, 1994, were $490,870 compared to sales of $443,862 for the same period in the prior year. This represents an increase of $47,008, or eleven per cent (11%). Net sales for the nine months ended March 31, 1994, were $1,237,729 compared to $1,357,667 for the first nine months of fiscal 1993 for a decrease of $119,938 or approximately nine per cent (9%) during the period compared to the same period a year earlier. The decrease in sales is primarily attributable to the loss of a major customer that no longer uses hardware security devices. The balance of the decrease is attributable to a downturn in business for our normal customer base.

           During the nine month period ending March 31, 1994, salaries and wages increased by $203,484 from $333,075 to $536,559 for the same period a year earlier. General and administrative expenses increased by $209,566 during the nine month period ended March 31, 1994, from $482,058 to $691,624 for the same period a year earlier. Research and development expenses during the nine month period ended March 31, 1994, increased by $6,769 from $3,192 to $9,961 for the same period a year earlier. Total operating expenses for the period ended March 31, 1994, increased by $532,311 from $855,166 to $1,387,477 for the same period a year earlier. This represents an increase of approximately sixty-two per cent (62%). The increase in salaries and wages and general and administrative expenses is due to an increase in the number of employees created by the addition and expansion of the Company's subsidiary Maxwell Systems. Research and development costs may be understated because some of these expenses are included in either salaries and wages or general and administrative expenses.

           For the three month period ended March 31, 1994, the Company had a net operating loss of ($236,033) compared to a net operating loss of ($131,582) for the three month period ended March 31, 1993. Net operating loss increased by $104,451. Net loss for the nine month period ended March 31, 1994, was $436,920 compared to a net income of $41,951 for the same period a year earlier. Net loss per share for the nine month period ended March 31, 1994, was ($0.074) compared to net income per share of $0.007 before extraordinary items for the same period a year earlier.

           The Company's sales increased during the quarter ended March 31, 1994. Even though there was an increase in sales, there was an increase in salaries and wages and an increase in general and administrative expenses during the quarter which resulted in a significant loss. The Company has spent funds to provide various administrative and support services for the startup of its subsidiary, Maxwell Systems, Inc.

           The Company's sales for the third quarter of fiscal 1994 ended March 31, 1994, were eleven per cent higher than the sales for the third quarter of fiscal 1993. The current ratio as of March 31, 1994, was .91 compared to a current ratio of 4.49 as of June 30, 1993.

           As of March 31, 1994, the Company has long-term debt for a capital lease in the amount of $234,886. Management believes that the increase in inventories is due to a demand by customers for a shorter lead time on deliveries and including work in process value in inventory valuation.

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

LIQUIDITY

           Due to the losses the Company has sustained during the current fiscal year, the Company is experiencing severe liquidity difficulties. With the Company's expansion and changing business environment, there are substantial concerns of the Company's ability to resolve its short and medium term liquidity problems. Due to the losses incurred during the second and third quarters of fiscal 1994, the bank has called the outstanding notes, lines of credit and leases. Management is negotiating with the bank to secure acceptable terms for both parties. There are no assurances that the Company will be successful in these negotiations. If these negotiations are not successful, the notes loans and leases are in a default condition, and the Company will be forced to consider a reorganization. Subsequent to the reporting period, the Company has reduced its manufacturing work force due to unrealized anticipation of manufacturing contracts.

           Subsequent to the reporting period, the Registrant and its wholly-owned subsidiary Maxwell Systems, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Utah, Central Division. The case filed by the Registrant will be administered under Bankruptcy Case No. 94B-23643 and the case filed by Maxwell Systems, Inc. will be administered under Case No. 94B-23642.
The  officers and directors of the Registrant and Maxwell Systems, Inc.
are in control of the respective companies and shall operate as debtors-in-possession pursuant to Bankruptcy Code provisions.

EQUIPMENT LEASE

           The Company has leased automatic component placement equipment to be used in the manufacturing of the Company's products. Management believes the new equipment will increase the automation and efficiency of its manufacturing. The Company anticipates manufacturing electronic products on a contract basis for other entities to utilize any excess capacity. Manufacturing on a contract basis represents a new line of business for the Company. The Company has incurred "start-up" costs to bring the new equipment on line and to adapt its manufacturing procedures to the automated equipment.

           Generally, management believes that the financial stability and future of the Company is dependent on increasing sales and income from the SecuriKey products, and its ability to operate its manufacturing operation in a profitable manner. In the past, net profits and net losses from operations significantly varied from quarter to quarter.

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

           In October 1993, a complaint was filed by S & D Limited in Third District Court of Salt Lake County, State of Utah, against the Company and other individuals including the former owners of Quick Circuits, Inc. alleging a breach of the lease covering certain facilities previously occupied by Quick Circuits. The action seeks monetary damages in an unspecified amount for the breach of the lease. The Company has referred this action to counsel and has not yet had the opportunity to fully evaluate the merits of the claim. The Company will investigate the matter fully and intends vigorously pursue all defenses available to it in regard to this action.

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

                         ITEM 5.  OTHER INFORMATION

           In June 1994, a complaint was filed by First Security Bank in Third District Court of Salt Lake County, State of Utah against the Company and other individuals alleging a breach of contract in matters relating to loans and leases with First Security Bank of Utah. The Company will investigate the matter fully and intends vigorously pursue all defenses available to it in regard to this action.

           On July 21, 1994 the Registrant and its wholly-owned subsidiary Maxwell Systems, Inc. filed for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of
Utah, Central Division. The case filed by the Registrant will be administered under Bankruptcy Case No. 94B-23643 and the case filed by Maxwell Systems, Inc. will be administered under Case No. 94B-23642. The officers and directors of the Registrant and Maxwell Systems, Inc. are in control of the respective companies and shall operate as debtors-in-possession pursuant to Bankruptcy Code provisions.

                                  ITEM 6.
                      EXHIBITS AND REPORTS ON FORM 8-K

           Subsequent to the reporting period, the Company filed a report on Form 8-K disclosing the events of July 21, 1994, in which the Company filed for protection under Chapter 11 USC.

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



DATED:  August 16, 1994